Form 10QSB
period 2000-03-31
SPECIAL ACQUISITIONS INC
filed 2000-05-16
CIK 1101173

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

[ ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
1934 For the transition period from  . . . . to . . . .

                     Commission file number 333-93045

                        SPECIAL ACQUISITIONS, INC.
     (Exact name of small business issuer as specified in its charter)

                 Nevada                          33-0852869
       (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)         Identification No.)

            1945 South Poplar Street, Denver, Colorado  80224
           (Address of principal executive offices)  (Zip Code)

                             (303) 758-2803
            (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X.. No ..

The number of shares of common stock outstanding as of May 31, 2000 is 130,000.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.




                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPECIAL ACQUISITIONS, INC.
(A Development Stage Company)
Balance Sheet
(Unaudited)


                                                     December 31,  March 31,
                                                     1999          2000
ASSETS
Current assets
 Cash                                                    $ 11,500  $ 11,500

Other assets
Deferred public offering costs                              5,000     5,000
                                                         $ 16,500  $ 16,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accrued liabilities                                     $  5,000  $  5,000

Contingencies and commitments (notes 2, 4 and 5)

Stockholders' equity
 Common stock, $.001 par value per share;
  10,000,000 shares authorized; 130,000 shares
  issued and outstanding                                     130        130
 Additional paid-in capital                               16,870     16,870
 Deficit accumulated during the development stage         (5,500)    (5,500)
                                                          11,500     11,500
                                                         $16,500    $16,500


The accompanying notes are an integral part of this statement.


SPECIAL ACQUISITIONS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                        Three Months
                                                        Ended March 31,
                                                        1999       2000
Expenses
 Stock issued for services                             $ -         $ -
 Travel                                                  -           -
 Other general and administrative                        -           -
Net loss                                               $ -         $ -

Weighted average number of shares                      130,000     130,000

Net loss per common share                              (0.000)     (0.000)



The accompanying notes are an integral part of this statement.


SPECIAL ACQUISITIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                        Three Months
                                                        Ended March 31,
                                                        1999       2000
Cash flows from operating activities
 Net loss                                              $ -         $ -
   Non-cash items included in the net loss
      Stock issued for services                          -           -
      Changes in operating assets and liabilities
         Accounts payable                                -           -
           Net cash from operating activities            -           -

Cash flows from financing activities
     Proceeds from sale of common stock                  -           -
     Contribution of stock by founder                    -           -
     Costs related to public offering                    -           -
          Net cash from financing activities             -           -

Increase (decrease) in cash                              -           -

Cash, beginning of period                               11,500      11,500

Cash, end of period                                     11,500      11,500




The accompanying notes are an integral part of this statement.


1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
	Organization.  	Special Acquisitions, Inc. (the "Company") was
incorporated under the laws of the State of California on March 26, 1999. The Company's year end is December 31, 1999. The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Planned principal operations of the Company have not yet commenced, and activities to date have been limited to its formation and obtaining its initial capitalization. The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons who or firms which desire to employ the Company's funds in their business or seek the perceived advantages of a publicly held corporation.
	Deferred Costs Related To Proposed Public Offering. Costs incurred in connection with the proposed public offering of common stock have been deferred and will be charged against capital if the offering is successful or against operations if it is unsuccessful.
	Shares Issued In Exchange For Services. The fair value of shares issued in exchange for services rendered to the Company was determined by the Company's officers and directors.
	Income Taxes. The Company has made no provision for income taxes because of financial statement and tax losses since its inception. As of November 30, 1999, the Company has deferred tax assets of approximately $2,000 relating primarily to the capitalization of start-up costs for tax purposes. A valuation allowance has been provided to reduce the deferred tax assets to zero.
	Net Loss Per Common Share. The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding. For purposes of computing the weighted average number of shares, all stock issued with regards to the founding of the Company is considered to be "cheap stock" as defined in SEC Staff
Accounting Bulletin 4D and is therefore counted as outstanding for the entire period.
	Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.	GOING CONCERN CONTINGENCY
	The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and with which to carry out its planned activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.
	In order to begin any significant operations, the Company will have to pursue other sources of capital, such as additional equity financing as discussed in Note 4. There is no assurance that the Company will be able to obtain such financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.	RELATED PARTY TRANSACTIONS
	In October 1999, an officer of the Company received 1,000 shares of common stock for services rendered.
	See also Note 5 regarding a legal fee relative to the public offering of common stock.

4.	CONTINGENT PUBLIC OFFERING OF COMMON STOCK
	On May 5, 1999, the board of directors authorized the Company to sell in a public offering a minimum of 5,000 and a maximum of 100,000 shares of common stock pursuant to an effective registration statement on Form
SB-2 filed under the Securities Act of 1933. Each share shall have a purchase price of $5.00.
	Proceeds from the public offering shall be deposited into an escrow account with an independent third party, pursuant to an escrow agreement between the Company and the Escrow Agent. The securities to be issued to investors must also be deposited into this escrow account.
The deposited funds and the deposited securities may not be released until an acquisition, meeting certain specified criteria, has been made and a sufficient number of investors reconfirm their investment in accordance with certain specified procedures. Pursuant to these procedures, a new prospectus, which describes an acquisition candidate and its business and includes audited financial statements, must be delivered to all investors. The Company must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor. Unless a sufficient number of investors elect to remain investors, all investors will be entitled to the return of a pro rata portion of the deposited proceeds (and any interest earned thereon) and none of the deposited securities will be issued to investors. In the event an acquisition is not consummated within 18 months of the effective date, the deposited proceeds will be returned on a pro rata basis to all investors.

5.	LEGAL FEE
	The Company has agreed to pay its corporate attorney, who is also a stockholder of the Company, $5,000 cash for his legal services relative to the public offering upon the registration statement for the public offering (see Note 4 above) becoming effective. This obligation has been accrued in the accompanying balance sheet and the costs are included in deferred public offering costs.


*****


Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan,"
 "project," "anticipate," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rate and general economic conditions. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to the factors cited above. As a result of these factors, there can be no assurance the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

Plan of Operation

We are a development stage entity and have neither engaged in any operations nor generated any revenues to date. Our entire activity since its inception has been to prepare for its proposed fund raising through an offering of equity securities.

We are currently offering, on a best efforts bassis, up to 60,000 shares of its $.001 par value common stock at a price of $5.00 per share in connection with a public offering pursuant to Rule 419.
All of the proceeds are being placed in escrow for the purposes of merging with a private company. In the event a merger is not consummated within 18 months of the effective date of the public offering (March 20, 2000), all of the deposited proceeds will be returned on a pro rata basis to all investors.

Substantially all of our working capital needs subsequent to the public offering will be attributable to the identification of and merger with, a suitable merger partner. Such working capital needs are expected to be satisfied from the net proceeds of the public offering after the offering is consumated.
 .
Although no assurances can be made, we believe we can satisfy our cash requirements until a merger is consummated, with our cash on hand.
Due to the possible indefinite period of time to consummate a merger and the nature and cost of the Company's expenses related to the Company's search and analysis of a merger, there can be no assurances that the Company's cash requirements until a merger is consummated will be satisfied with our cash on hand. Prior to the conclusion of the offering we currently anticipate our expenses to be limited to accounting fees, legal fees, telephone, mailing, filing fees, license fees, escrow agent fees, and transfer agent fees.

Year 2000 Issues

We use third party "off-the-shelf" software and have not had a problem with Year 2000 issues. Any impact is expected to be minimal.



                         PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit Table:

27 Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter.

                            [Signatures]

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL ACQUISITIONS, INC. (Registrant)


By:/s/_______________________________               Date: 5/11/00
Scott D. Bengfort
President, Chief Executive Officer



By:/s/_______________________________               Date: 5/11/00
Brian S. French,
Chief Financial Officer, Treasurer

[TYPE]                 SAI, 10QSB, 3/31/00