Form 10QSB
period 2000-06-30
SPECIAL ACQUISITIONS INC
filed 2000-08-16
CIK 1101173

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

The number of shares of common stock outstanding as of June 30, 2000 is 130,000.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.





                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPECIAL ACQUISITIONS, INC.
(A Development Stage Company)
Balance Sheet
(Unaudited)


                                                     December 31,  June 30,
                                                     1999          2000
ASSETS
Current assets
 Cash                                                    $ 11,500  $  9,800

Other assets
Deferred public offering costs                              5,000     5,000
                                                         $ 16,500  $ 14,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accrued liabilities                                     $  5,000  $  5,000

Contingencies and commitments (notes 2, 4 and 5)

Stockholders' equity
 Common stock, $.001 par value per share;
  10,000,000 shares authorized; 130,000 shares
  issued and outstanding                                     130        130
 Additional paid-in capital                               16,870     16,870
 Deficit accumulated during the development stage         (5,500)    (7,200)
                                                          11,500      9,670
                                                         $16,500    $14,800


The accompanying notes are an integral part of this statement.



SPECIAL ACQUISITIONS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                   Three Months             Six Months
                                                   Ended June 30,           Ended  June 30,
                                                   1999        2000         1999       2000
Expenses
     Stock issued for services                   $ -          $ -         $ -        $ -
     Travel                                      $ -          $ -         $ -        $ -
     Other general and administrative            $ -          $ 1,700     $ -        $ 1,700

Net loss                                         $ -          $ 1,700     $ -        $ 1,700

Weighted average number of shares                130,000      130,000     130,000    130,000

Net loss per common share                        (0.000)      (0.13)      (0.13)     (0.13)




The accompanying notes are an integral part of this statement.



SPECIAL ACQUISITIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                   Three Months              Six Months
                                                   Ended June 30,           Ended June 30,
                                                   1999        2000         1999       2000
Cash flows from operating activities
 Net loss                                          $ 1,700     $ 1,700    $ 1,700      $ 1,700
   Non-cash items included in the net loss
      Stock issued for services                      -           -          -            -
      Changes in operating assets and liabilities
         Accounts payable                            -           -          -            -
           Net cash from operating activities        -           -          -            -

Cash flows from financing activities
     Proceeds from sale of common stock              -           -          -            -
     Contribution of stock by founder                -           -          -            -
     Costs related to public offering                -           -          -            -
          Net cash from financing activities         -           -          -            -

Increase (decrease) in cash                         (1,700)     (1,700)    (1,700)      (1,700)

Cash, beginning of period                           11,500      11,500     11,500       11,500

Cash, end of period                                  9,800       9,800      9,800        9,800





The accompanying notes are an integral part of this statement.



1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
	Organization.  	Special Acquisitions, Inc. (the "Company") was
incorporated under the laws of the State of California on March 26, 1999. The Company's year end is December 31, 2000. The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Planned principal operations of the Company have not yet commenced, and activities to date have been limited to its formation and obtaining its initial capitalization. The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons who or firms which desire to employ the Company's funds in their business or seek the perceived advantages of a publicly held corporation.
	Deferred Costs Related To Proposed Public Offering. Costs incurred in connection with the proposed public offering of common stock have been deferred and will be charged against capital if the offering is successful or against operations if it is unsuccessful.
	Shares Issued In Exchange For Services. The fair value of shares issued in exchange for services rendered to the Company was determined by the Company's officers and directors.
	Income Taxes. The Company has made no provision for income taxes because of financial statement and tax losses since its inception. As of June 30, 2000, the Company has deferred tax assets of approximately $2,000 relating primarily to the capitalization of start-up costs for tax purposes. A valuation allowance has been provided to reduce the deferred tax assets to zero.
	Net Loss Per Common Share. The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding. For purposes of computing the weighted average number of shares, all stock issued with regards to the founding of the Company is considered to be "cheap stock" as defined in SEC Staff
Accounting Bulletin 4D and is therefore counted as outstanding for the entire period.
	Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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
	On May 5, 1999, the board of directors authorized the Company to sell in a public offering a minimum of 20,000 and a maximum of 20,000 shares of common stock pursuant to an effective registration statement on Form
SB-2 filed under the Securities Act of 1933. Each share shall have a purchase price of $5.00.
	Proceeds from the public offering shall be deposited into an escrow account with an independent third party, pursuant to an escrow agreement between the Company and the Escrow Agent. The securities to be issued to investors must also be deposited into this escrow account.
The deposited funds and the deposited securities may not be released until an acquisition, meeting certain specified criteria, has been made and a sufficient number of investors reconfirm their investment in accordance with certain specified procedures. Pursuant to these procedures, a new prospectus, which describes an acquisition candidate and its business and includes audited financial statements, must be delivered to all investors. The Company must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor. Unless a sufficient number of investors elect to remain investors, all investors will be entitled to the return of a pro rata portion of the deposited proceeds (and any interest earned thereon) and none of the deposited securities will be issued to investors. In the event an acquisition is not consummated within 18 months of the effective date, the deposited proceeds will be returned on a pro rata basis to all investors.

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


                         PART II - OTHER INFORMATION

Item 5. Other Information

Events subsequent to June 30, 2000

Effective July 11, 2000, we ended our public offering after having sold 20,040 shares of $.001 par value common stock at a price of $5.00 per share, raising $100,200. The shares were offered and sold on a "best efforts" 20,000 share minimum, 60,000 share maximum basis, pursuant to a continuing offer over 360 days after the date of the Prospectus which was May 19, 1998. Offering expenses incurred by the Company totaled $1,700 and consist of escrow fees, printing, registration, and other out-of-pocket expenses. No selling commissions were paid. None of the offering expenses were deducted from the proceeds which have been deposited in a Rule 419 escrow.

By resolution of the board of directors, we cannot use any of the net proceeds derived from the public offering for any purpose until an acquisition has been consumated. In the event an acquisition is not consummated within 18 months of the effective date (May 19, 1998), all of the deposited proceeds will be returned on a pro rata basis to all investors.

Substantially all of the Company's working capital needs after the offering is commpleted will be attributable to the identification of a suitable business to acquire, and to effectuate a business combination with such business. Such working capital needs will be satisfied solely from our current cash which is anticipated as sufficient for such purposes.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit Table:

27 Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter.

                            [Signatures]

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL ACQUISITIONS, INC. (Registrant)


By:/s/_______________________________               Date: 8/14/00
Scott D. Bengfort
President, Chief Executive Officer



By:/s/_______________________________               Date: 8/14/00
Brian S. French,
Chief Financial Officer, Treasurer

SAI, 10QSB, 6/30/00