Form 10QSB/A
period 2000-06-30
SPECIAL ACQUISITIONS INC
filed 2000-08-16
CIK 1101173

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                           Amendment No. 1 to
                              Form 10-QSB

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


                         PART II - OTHER INFORMATION

Item 5. Other Information

Events subsequent to June 30, 2000

Effective July 11, 2000, we ended our public offering after having sold 20,040 shares of $.001 par value common stock at a price of $5.00 per share, raising $100,200. The shares were offered and sold on a "best efforts" 20,000 share minimum, 60,000 share maximum basis, pursuant to a continuing offer over 360 days after the effective date, March 20, 2000. Offering expenses incurred by the Company totaled $1,700 and consist of escrow fees, printing, registration, and other out-of-pocket expenses. No selling commissions were paid. None of the offering expenses were deducted from the proceeds which have been deposited in a Rule 419 escrow.

By resolution of the board of directors, we cannot use any of the net proceeds derived from the public offering for any purpose until an acquisition has been consumated. In the event an acquisition is not consummated within 18 months of the effective date (March 20, 2000), all of the deposited proceeds will be returned on a pro rata basis to all investors.

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

SAI 10QSB/A1 6/30/00