Form 10QSB/A
period 2000-06-30
SPECIAL ACQUISITIONS INC
filed 2000-11-15
CIK 1101173

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB
                            Amendment No. 1

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

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

Stockholders' equity
 Common stock, $.001 par value per share;
  10,000,000 shares authorized; 130,000 shares
  issued and outstanding                                     130        130
 Additional paid-in capital                               16,870     16,870
 Deficit accumulated during the development stage         (5,500)    (7,200)
                                                          11,500      9,800
                                                         $16,500    $14,800


The accompanying notes are an integral part of this statement.




SPECIAL ACQUISITIONS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                   Three Months             Six Months
                                                   Ended June 30,           Ended  June 30,
                                                   1999        2000         1999       2000
Expenses
     Stock issued for services                   $(1,876)     $           $ 1,876    $ -
     Other general and administrative            $ -          $           $ -        $ 1,700

Net loss                                         $ 1,876      $ 1,700     $ 1,876    $ 1,700

Weighted average number of shares                124,000      130,000     124,000    130,000

Net loss per common share                        (0.015)      (0.013)     (0.015)    (0.013)




The accompanying notes are an integral part of this statement.




SPECIAL ACQUISITIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                   Three Months              Six Months
                                                   Ended June 30,           Ended June 30,
                                                   1999        2000         1999       2000
Cash flows from operating activities
 Net loss                                          $ (1,876)   $ (1,700)  $ (1,876)    $ (1,700)
   Non-cash items included in the net loss
      Stock issued for services                       1,876       -          1,876        -
      Changes in operating assets and liabilities
         Accounts payable                            -           -          -             -
           Net cash from operating activities        -           -          -             -

Cash flows from financing activities
     Proceeds from sale of common stock              -           -          -             -
     Contribution of stock by founder                -           -          -             -
     Costs related to public offering                -           -          -             -
          Net cash from financing activities         -           -          -             -

Increase (decrease) in cash                          -          (1,700)     -           (1,700)

Cash, beginning of period                           12,500      11,500     12,500       11,500

Cash, end of period                                 12,500       9,800     12,500        9,800





The accompanying notes are an integral part of this statement.




Note 1.  Basis Of Presentation
The accompanying unaudited condensed financial statements of Special Acquisitions, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form SB-2 filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.
Note 2.  Going Concern Contingency
The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and with which to carry out its planned activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to begin any significant operations, the Company will have to pursue other sources of capital, such as additional equity financing. There is no assurance that the Company will be able to obtain such financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.  Net Loss Per Common Share
Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Rule 419 escrowed shares are not included, as the affect on net loss per share would be anti-dilutive.

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

We are currently offering, on a best efforts basis, up to 60,000 shares of its $.001 par value common stock at a price of $5.00 per share in connection with a public offering pursuant to Rule 419.

All of the proceeds are being placed in escrow for the purposes of merging with a private company. In the event a merger is not consummated within 18 months of the effective date of the public offering (March 20, 2000), all of the deposited proceeds will be returned on a pro rata basis to all investors.

Substantially all of our working capital needs subsequent to the public offering will be attributable to the identification of and merger with, a suitable merger partner. Such working capital needs are expected to be satisfied from the net proceeds of the public offering after the offering is consummated.
 .
Although no assurances can be made, we believe we can satisfy our cash requirements until a merger is consummated, with our cash on hand.
Due to the possible indefinite period of time to consummate a merger and the nature and cost of the Company's expenses related to the Company's search and analysis of a merger, there can be no assurances that the Company's cash requirements until a merger is consummated will be satisfied with our cash on hand. Prior to the conclusion of the offering we currently anticipate our expenses to be limited to accounting fees, legal fees, telephone, mailing, filing fees, license fees, escrow agent fees, and transfer agent fees.

Year 2000 Issues

We use third party "off-the-shelf" software and have not had a problem with Year 2000 issues. Any impact is expected to be minimal.


                         PART II - OTHER INFORMATION

Item 5. Other Information

Events subsequent to June 30, 2000

Effective July 11, 2000, we ended our public offering after having sold 20,040 shares of $.001 par value common stock at a price of $5.00 per share, raising $100,200. The shares were offered and sold on a "best efforts" 20,000 share minimum, 60,000 share maximum basis, pursuant to a continuing offer over 360 days after the date of the Prospectus which was March 20, 2000. Offering expenses incurred by the Company totaled $1,700 and consist of escrow fees, printing, registration, and other out-of-pocket expenses. No selling commissions were paid. None of the offering expenses were deducted from the proceeds which have been deposited in a Rule 419 escrow.

By resolution of the board of directors, we cannot use any of the net proceeds derived from the public offering for any purpose until an acquisition has been consummated. In the event an acquisition is not consummated within 18 months of the effective date (March 20, 2000), all of the deposited proceeds will be returned on a pro rata basis to all investors.

Substantially all of the Company's working capital needs after the offering is completed will be attributable to the identification of a suitable business to acquire, and to effectuate a business combination with such business. Such working capital needs will be satisfied solely from our current cash which is anticipated as sufficient for such purposes.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit Table:

27 Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter.

                            [Signatures]

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL ACQUISITIONS, INC. (Registrant)


By:/s/ Scott D. Bengfort
_______________________________               Date: 11/15/00
Scott D. Bengfort
President, Chief Executive Officer



By:/s/ Brian S. French
_______________________________               Date: 11/15/00
Brian S. French,
Chief Financial Officer, Treasurer

SAI, 10QSB/A, 6/30/00



7