Form 10QSB
period 2000-09-30
SPECIAL ACQUISITIONS INC
filed 2000-11-15
CIK 1101173

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

The number of shares of common stock outstanding as of September 30, 2000 is 130,000 (Excluding 20,040 Rule 419 escrowed shares).

Transitional Small Business Disclosure Format (check one): Yes ... No .X.






                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPECIAL ACQUISITIONS, INC.
(A Development Stage Company)
Balance Sheet
(Unaudited)


                                                  December 31,  September 30,
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




SPECIAL ACQUISITIONS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                   Three Months             Nine Months
                                                 Ended September 30,      Ended  September 30,
                                                 1999         2000        1999       2000
Expenses
     Stock issued for services                   $ -          $ -         $ 1,876    $ -
     Travel                                      $ -          $ -         $ -        $ -
     Other general and administrative            $ -          $ -         $ -        $ 1,700

Net loss                                         $ -          $           $ 1,876    $ 1,700

Weighted average number of shares                124,000      130,000     124,000    130,000

Net loss per common share                        (0.000)      (0.000}     (0.015)    (0.013)




The accompanying notes are an integral part of this statement.




SPECIAL ACQUISITIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                   Three Months           Nine Months
                                                   Ended September 30,    Ended  September 30,
                                                   1999        2000       1999         2000
Cash flows from operating activities
 Net loss                                          $           $          $ -          $ (1,700)
   Non-cash items included in the net loss
      Stock issued for services                      -           -          -            -
      Changes in operating assets and liabilities
         Accounts payable                            -           -          -            -
           Net cash from operating activities        -           -          -            -

Cash flows from financing activities
     Proceeds from sale of common stock              -           -          -            -
     Contribution of stock by founder                -           -          -            -
     Costs related to public offering                -           -          -            -
          Net cash from financing activities         -           -          -            -

Increase (decrease) in cash                          -           -          -            (1,700)

Cash, beginning of period                           12,500       9,800     12,500        11,500

Cash, end of period                                 12,500       9,800     12,500         9,800





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

Plan of Operation

We are a development stage entity and have neither engaged in any operations nor generated any revenues to date. Our activity since inception has been to raise funds through an offering of equity securities and to look for an acquisition.

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



                         PART II - OTHER INFORMATION

Item 5. Other Information

We have had some preliminary talks with potential merger candidates, however we do not have a signed agreement or letter of intent.

In connection with a merger, it is highly likely that management and holders of more than 5% of our outstanding securities will be required to sell, in private transactions, a substantial portion of their holdings. Such sales would effectuate a change in control.

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

SPECIAL ACQUISITIONS, INC. (Registrant)


By:/s/ Scott D. Bengfort
_______________________________               Date: 11/15/00
Scott D. Bengfort
President, Chief Executive Officer



By:/s/ Brian S. French,
_______________________________               Date: 11/15/00
Brian S. French,
Chief Financial Officer, Treasurer

SAI, 10QSB, 9/30/00




7