Form 10KSB40
period 2000-12-31
SPECIAL ACQUISITIONS INC
filed 2001-03-28
CIK 1101173

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                            SPECIAL ACQUISTIONS, INC.
                (Name of small business issuer in its charter)

                          Commission File No. 333-93045

           Nevada                                    33-0852869
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                   Identification No.)

1945 South Poplar Street, Denver, Colorado  80224
(Address of principal executive offices)  (Zip Code)

Issuer's telephone number (303) 758-2803

Securities registered pursuant to Section 12(b) of the Act:
Title of each class               Name of each exchange on which registered
   NONE

Securities registered pursuant to Section 12(g) of the Act:
Title of each class               Name of each exchange on which registered
   NONE

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No ...

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $0 since there is no bid and asked price quoted of such common equity, as of December 31, 2000.

The number of shares outstanding of the issuer's common stock, as of December 31, 2000 was 130,000.

DOCUMENTS INCORPORATED BY REFERENCE: The Company's previously filed Form SB-2 and SB-2/A, and exhibits attached thereto.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.



Forward Looking Statements

This report may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rate and general economic conditions. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to the factors cited above. As a result of these factors, there can be no assurance the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

                              PART I

Item 1.  Description of Business.

Overview

The Company was formed in March 1999, as a Nevada corporation.

Since inception, our primary activity has been directed to organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination. We have not engaged in any preliminary efforts intended to identify possible business combination and have neither conducted negotiations concerning nor entered into a letter of intent concerning any such acquisition candidate. We are filing this registration statement in order to initiate a public offering for our securities.

Operations

We were organized for the purposes of creating a corporate vehicle to seek, investigate and, if such investigation warrants, engage in business combinations presented to us by persons or firms who or which desire to employ our funds in their business or who seek the perceived advantages of a publicly-held corporation. Our principal business objective will be to seek long-term growth potential in a business combination rather than to pursue immediate, short-term earnings.

We do not currently engage in any business activities that provide any cash flow. The costs of identifying, investigating, and analyzing business combinations will be paid with cash on hand or loaned by management. Persons purchasing shares in this offering and other shareholders will most likely not have the opportunity to participate in any of these decisions. Our proposed business is sometimes referred to as a "blank check" company because you will entrust your investment monies to our management before they have a chance to analyze any ultimate use to which this money may be put. Although substantially all of the funds of this offering are intended to be used to close a business combination, such proceeds are not otherwise being designated for any specific purposes. Under Rule 419, as a prospective investor you will have an opportunity to evaluate the specific merits or risks of only the business combination that management decides to enter into.

We may seek a business combination with firms which:

     Have recently commenced operations;

     Are developing companies in need of additional funds for expansion into new products or markets;

     Are seeking to develop a new product or service; and

     Are established businesses that may be experiencing financial or operating difficulties and are in need of additional capital.

A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for our shares, while avoiding what they may deem to be adverse consequences of undertaking a public offering itself, such as:

     Time delays;

     Significant expense;

     Loss of voting control; and

     Compliance with various federal and state securities laws.

We will not acquire a candidate unless the fair value of the acquisition candidate represents 80% of the maximum offering proceeds. To determine the fair market value of an acquisition candidate, our management will examine the audited financial statements, including balance sheets and statements of cash flow and stockholders' equity, focusing attention on assets, liabilities, sales and net worth. If we determine that the financial statements of a proposed acquisition candidate do not clearly indicate that the fair market value test has been satisfied, we will obtain an opinion from an investment-banking firm that is a member of National Association of Securities Dealers, Inc. to the satisfaction of such criteria.

Based upon the probable desire on the part of the owners of acquisition candidates to assume voting control over us in order to avoid tax consequences or to have complete authority to manage the business, we will combine with just one acquisition candidate. This lack of diversification should be considered a substantial risk in investing in us because we will not permit us to offset potential losses from one venture against gains from another.

Upon closing of a business combination, there will be a change in control that will result in the resignation of our present officer and director.

Although our officers and directors, from time to time, have discussions with companies that are looking to be acquired, our officer or director has had no preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Accordingly, any acquisition candidate that is selected may be a financially unstable company or an entity in an early stage of development or growth, including entities without established records of sales or earnings. Accordingly, we may become subjected to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in the Internet industry, an industry characterized by a high level of risk. Although management will endeavor to evaluate the risks inherent in an acquisition candidate, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a business combination will be complex and extremely risky. Management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the benefit of a publicly traded corporation because of:

     General economic conditions.

     Rapid technological advances being made in the Internet industry.

     Shortages of available capital.

Such perceived benefit of a publicly traded corporation may include:

     Facilitating or improving the terms on which additional equity financing may be sought.

     Providing liquidity for the principals of a business.

     Creating a means for providing incentive stock options or similar benefits to key employees.

     Providing liquidity, subject to restrictions of applicable statutes, for all shareholders.

Evaluation of Business Combinations

We will undertake the analysis of business combinations under the supervision of our officer and director, who is not a professional business analyst.

Because we will be subject to Section 13 or 15(d) of the Exchange Act, we will be required to furnish certain information about significant acquisitions, including audited financial statements for the business acquired, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. In the event our obligation to file periodic reports is suspended under Section 15(d), we intend on voluntarily filing such reports.

Any business combination will present certain risks. Many of these risks cannot be adequately identified prior to selection, and your must, therefore, depend on the ability of management to identify and evaluate such risks. In the case of some of the potential combinations available to us, it is possible that the promoters of an acquisition candidate have been unable to develop a going concern or that such business is in our development stage in that it has not generated significant revenues from its principal business activity prior to our merger or acquisition. There is a risk, even after the closing of a business combination and the related expenditure of our funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. The combination may involve new and untested products, processes, or market strategies that may not succeed. Such risks will be assumed by us and, therefore, our shareholders.

Business Combinations

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. The manner of the business combination will depend on:

     The nature of the acquisition candidate

     The respective needs and desires of us and other parties

     The management of the acquisition candidate opportunity

     The relative negotiating strength of us and such other management

You should note that any merger or acquisition closed by us can be expected to have a significant dilutive effect on our current shareholders and purchasers in this offering. On the closing of a business combination, the acquisition candidate will have significantly more assets and/or potential than us; therefore, management plans to offer a controlling interest in us to the acquisition candidate. While the actual terms of a transaction to which we may be a party cannot be predicted, we may expect that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called tax-free reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954. In order to obtain tax-free treatment under the code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders. Management may choose to comply with these provisions. In addition, our director and officer may, as part of the terms of the acquisition transaction, resign as director and officer. Management may retain shares of the common stock (unless those shares, as part of the terms of the acquisition transaction, are sought by an acquisition candidate).

Management will not actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or for a proposed business combination unless such a purchase is requested by an acquisition candidate as a condition to a merger or acquisition. Our officers and directors have agreed to comply with this provision. Management is unaware of any circumstances under which such policy through their own initiative may be changed.

We anticipate that any securities issued in reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, we may agree to register such securities either at the time the transaction is closed, under certain conditions, or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop in our common stock may have a depressive effect on such market.

If at any time prior to the completion of this offering we enter negotiations with a possible merger candidate and such a transaction becomes probable, then this offering will be suspended so that an amendment can be filed which will include financial statements (including balance sheets and statements of cash flow and stockholders' equity) of the proposed target.

We will not enter into a business combination with any company, which is in any way wholly or partially beneficially owned by any officer, director, promoter or affiliate or associate of us. Our officers and directors have not approached and have not been approached by any person or entity with regard to any specific proposed business ventures with us. We will evaluate all possible business combinations brought to us. If at any time a business combination is brought to us by any of our promoters, management, or their affiliates or associates, disclosure as to this fact will be included in the post-effective amendment, thereby allowing the investors the opportunity to fully evaluate the business combination.

We have adopted a policy that we will not pay a finder's fee to any member of management for locating a merger or acquisition candidate. No member of management intends to or may seek and negotiate for the payment of finder's fees. In the event there is a finder's fee, it will be paid at the direction of the successor management after a change in management control resulting from a business combination.

We will remain an insignificant player among the firms that engage in business combinations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our combined limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. Also, we will be competing with a large number of other small public, blank check companies located throughout the United States.

Finding a Business Combination

Our management will actively search for potential acquisition candidates through Internet websites where companies post their intentions to be acquired. In addition, we may have our own web site or use other web sites so that companies seeking to be acquired can find us easily. Any such web site will allow interested companies to answer a due diligence questionnaire, and provide us with the information necessary to review and analyze their potential as a candidate. We may also decide to advertise our intention to acquire a company in legal or other publications. The cost of such advertising will be paid from the cash on hand.



Employees

We presently have no employees. Our officers and directors are engaged in business activities outside of us, and the amount of time they will devote to our business will only be approximately 5% of their workweek. Upon completion of the public offering, it is anticipated that management will devote the time necessary each month to our affairs or until a successful acquisition of a business has been completed.

Item 2.  Description of Property.

The Company, under a "no rent" oral agreement with the Secretary maintains its executive offices in approximately 200 square feet of space located at 1945 South Poplar Street, Denver, Colorado 80224, the home of the Secretary. This space is adequate for current needs. There is no preliminary agreement or understanding with respect to any other office facility in the future. We presently own no equipment, and do not intend to own any upon completion of this offering.

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.


                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

As of December 31, 2000, there was no publicly traded market for the Company's common shares and there were 9 shareholders of record.

No dividends have been declared with respect to the Company's common shares since inception. The Company is not likely to pay any dividends in the foreseeable future. The Company intends to reinvest any earnings in its operations.

The Company presently acts as transfer agent for its' securities. At the time of issuance of the registered shares the Company will contract with an independent transfer agent.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

We are a development stage entity and have neither engaged in any operations nor generated any revenues to date. Our entire activity since its inception has been for fund raising through an offering of equity securities as contemplated herein. The offering was declared effective by the Securities and Exchange Commission on March 20, 2000. Under the offering and pursuant to Rule 419 The Company is raising money from subscribers which is placed in an escrow at Colorado Business Bank, Denver, Colorado. Under a policy adopted by the Board of Directors, no funds are to be withdrawn from the Rule 419 escrow until and unless an acquisition is approved by the subscribers. Any subscriber that disapproves an acquisition approved by the majority of shareholders will receive back all of their funds. We have closed the offering and the proceeds in escrow are $102,090.78.

Our expenses to date, all of which are attributable to formation and fund raising, are $5,500.

We will not use any of the funds from the public offering for expenses. We anticipate that any working capital needs can be satisfied from the funds we currently have in the bank. However, due to the possible indefinite period of time to consummate a business acquisition and the nature and cost of the expenses related to the search and analysis of an acquisition, there can be no assurances that the Company's cash requirements until an acquisition is consummated will be satisfied with our current funds. To the extent that additional funds are required, we anticipate receiving these funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. Prior to finding an acquisition we anticipate our expenses to be limited to accounting fees, legal fees, telephone, mailing, filing fees, and escrow agent fees.



Item 7.  Financial Statements.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Special Acquisitions, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Special Acquisitions, Inc. at December 31, 2000 and 1999, and the related statements of changes in stockholders' equity, operations, and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Special Acquisitions, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the periods then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and with which to carry out its planned activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boros & Farrington PC
San Diego, California
March 23, 2001





SPECIAL ACQUISITIONS, INC.
(A Development Stage Company)
Balance Sheets



                                                        December 31
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



SPECIAL ACQUISITIONS, INC.
(A Development Stage Company)
Statements of Operations

                                          From March 26, 1999                     From March 26, 1999
                                          (Date of Inception)      Year Ended      (Date of Inception)
                                          To Ended December 31,    December 31,   To Ended December 31,
                                                 1999                 2000                2000
Expenses
     Stock issued for services                   $ 5,500              $   -               $ 5,500
     Other general and administrative            $   -                $ 1,700             $ 1,700

Net loss                                         $ 5,500              $ 1,700             $ 7,200

Weighted average number of shares                125,000              130,000              128,073

Net loss per common share                        (0.04)               (0.013)               (0.06)





The accompanying notes are an integral part of this statement.



SPECIAL ACQUISITIONS, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

                                                                             Deficit
                                                                             Accumulated
                                                                Additional   During
                                                  Common Stock  Paid-In      Development
                                              Shares    Amount  Capital      Stage    Total
Shares issued as of May 5, 1999
  during the formation of the Company, for
  services valued at $.02 per share to:
    Officers and directors                    124,000    $124   $ 1,876      $   -    $ 2,000
 Shares issued to officer for
  services of $2.50
  per share in October 1999                     1,000       1     2,499          -      2,500
 Shares issued for cash at $2.50 per
  share in November 1999                        5,000       5    12,495          -     12,500
 Net loss for the period                            -       -         -       (5,500)  (5,500)
Balance at December 31, 1999                  130,000    $130   $16,870      $(5,500) $11,500
 Net loss for the period                            -       -         -       (1,700)  (1,700)
Balance at December 31, 2000                  130,000    $130   $16,870      $(7,200) $ 9,800




The accompanying notes are an integral part of this statement.


SPECIAL ACQUISITIONS, INC.
(A Development Stage Company)
Statements of Cash Flows


                                                From March 26, 1999                  From March 26, 1999
                                                (Date of Inception)    Year Ended    (Date of Inception)
                                                To Ended December 31,  December 31,  To Ended December 31,
                                                      1999               2000               2000
Cash flows from operating activities
 Net loss                                            $(5,500)            $(1,700)           $(7,200)
   Non-cash items included in the net loss
      Stock issued for services                        4,500                -                 4,500
           Net cash from operating activities         (1,000)             (1,700)            (2,700)

Cash flows from financing activities
     Proceeds from sale of common stock               12,500                -                12,500

Increase (decrease) in cash                           11,500             (1,700)              9,800

Cash, beginning of period                                -                11,500                -

Cash, end of period                                  $11,500             $ 9,800             $9,800



The accompanying notes are an integral part of this statement.


1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
	Organization.  	Special Acquisitions, Inc. (the "Company") was
incorporated under the laws of the State of Nevada on March 26, 1999.
The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Planned principal operations of the Company have not yet commenced, and activities to date have been limited to its formation and obtaining its initial capitalization. The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons who or firms which desire to employ the Company's funds in their business or seek the perceived advantages of a publicly held corporation.
	Deferred Costs Related To Proposed Public Offering. Costs incurred in connection with the proposed public offering of common stock have been deferred and will be charged against capital if the offering is successful or against operations if it is unsuccessful.
	Shares Issued In Exchange For Services. The fair value of shares issued in exchange for services rendered to the Company was determined by the Company's officers and directors.
	Income Taxes. The Company has made no provision for income taxes because of financial statement and tax losses since its inception. As of December 31, 2000, the Company has deferred tax assets of approximately $2,000 relating primarily to the capitalization of start-up costs for tax purposes. A valuation allowance has been provided to reduce the deferred tax assets to zero.
	Net Loss Per Common Share. The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding. For purposes of computing the weighted average number of shares, all stock issued with regards to the founding of the Company is considered to be "cheap stock" as defined in SEC Staff
Accounting Bulletin 4D and is therefore counted as outstanding for the entire period.
	Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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


3.	RELATED PARTY TRANSACTIONS
	In October 1999, an officer of the Company received 1,000 shares of common stock for services rendered.
	See also Note 5 regarding a legal fee relative to the public offering of common stock.

4.	CONTINGENT PUBLIC OFFERING OF COMMON STOCK
	On November 19, 1999, the board of directors authorized the Company to sell in a public offering a minimum of 20,000 and a maximum of 60,000 shares of common stock pursuant to an effective registration statement on Form SB-2 filed under the Securities Act of 1933. Each share shall have a purchase price of $5.00.
	Proceeds from the public offering shall be deposited into an escrow account with an independent third party, pursuant to an escrow agreement between the Company and the Escrow Agent. The securities to be issued to investors must also be deposited into this escrow account.
The deposited funds and the deposited securities may not be released until an acquisition, meeting certain specified criteria, has been made and a sufficient number of investors reconfirm their investment in accordance with certain specified procedures. Pursuant to these procedures, a new prospectus, which describes an acquisition candidate and its business and includes audited financial statements, must be delivered to all investors. The Company must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor. Unless a sufficient number of investors elect to remain investors, all investors will be entitled to the return of a pro rata portion of the deposited proceeds (and any interest earned thereon) and none of the deposited securities will be issued to investors. In the event an acquisition is not consummated within 18 months of the effective date, the deposited proceeds will be returned on a pro rata basis to all investors.


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


*****



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act.

Name                      Age   Title

Scott D. Bengfort         52    President, Director
                                Chief Executive Officer, Treasurer


Brian S. French           34    Secretary, Director
                                Chief Financial Officer, Treasurer

Scott D. Bengfort, our President, Chief Executive Officer, and a Director since May 5, 1999, will devote approximately 5% of his time to our affairs. His responsibilities will include management of our operations as well as our administrative and financial activities. Since February 2000, Scott Bengfort has been a Director and President of Special Acquisitions, Inc., a "blank check" company. Scott is also the Chief Technical Officer and Webmaster for an unrelated company, usaflowerexchange.com, Inc. a B2B e-commerce Internet company that specializes in the trading and tracking of wholesale floral products. During 1999-2000, he was a California licensed Real Estate Agent with RE/MAX Associates in La Jolla, California. For over five years, he has been the President and sole shareholder of Financial Intelligence, Inc. a Nevada corporation that is the parent company of NetWarriors an Internet services company specializing in the design of automated business solutions. He holds a Bachelor of Science degree from the University of Iowa. He has achieved the Microsoft MCSE certification.

Brian S. French, our Secretary, Chief Financial Officer, Treasurer, and a Director since October 1999, will devote approximately 5% of his time to our affairs. He has over ten years of combined experience in the areas of business management and corporate finance. Currently he serves as Controller and Chief Information Officer for Advanced Systems Group, Inc., a systems integrator specializing in enterprise class UNIX computing solutions. From 1993 to 1996 he was Controller for Hamon Contractors, a major highway contractor. From 1986 to 1993, he was the Controller for Aspen Marine Group, Inc.

Our board of directors consists of six authorized members and we currently have two directors and four vacancies. The terms of the Board of Directors will expire at the next annual meeting of stockholders.

All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board. The current executive officers of the Company, intend to devote approximately 5% of their time to the affairs of the Company.

There are no agreements or understandings for any officer or director to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person.

Item 10.  Executive Compensation.

No compensation has been paid to any officers or directors since inception.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth information regarding the beneficial owners of our common stock, as of November 30, 1999, by the following individuals or groups:

     Each of our executive officers;

     Each of our directors;

     Each person, or group of affiliated persons, whom we know beneficially owns more than 5% of our outstanding stock; and

     All of our directors and executive officers as a group.

Except as otherwise noted, and subject to applicable community property laws, to the best of our knowledge, the persons named in this table have sole voting and investing power with respect to all of the shares of common stock held by them.



As of the table date we had 130,000 common shares outstanding, which were held by 8 shareholders.

Name and                        Amount and    Percent of Class
Address of                      Nature of
Beneficial                      Beneficial
Owner                           Ownership

Scott D. Bengfort (1)(2)         31,000       23.8%
7405 Charmant Drive Ste 1921
San Diego, CA. 92122

Brian S. French (1)(2)            2,000        1.6%
1945 South Poplar Street
Denver, CO 80224

Dave Schwartz  (2)               31,000       23.8%
2101 Ridge Plaza Drive
Castle Rock, CO 80104

J. Michael Spinali (2)           31,000       23.8%
15524 Riparian Road
Poway, CA 92064

Robert C. Weaver, Jr.(2)(3)      31,000       23.8%
721 Devon Court
San Diego, CA 92109

Named Officers and               33,000       20.2%
Directors As a Group

(1)  Officer or Director.
(2)  Promoter and Control person.
(3)  Counsel for the Company

Item 12.  Certain Relationships and Related Transactions.

Under a "no rent" oral agreement with the Secretary we have our offices in his home.

Officers, directors or their affiliates may act as finders of business opportunities and receive finders fees established by negotiation with a potential merger partner and us. This fee will be no less favorable to us than could be obtained with unrelated third parties.

We have agreed to pay our corporate attorney, who is also a stockholder, $5,000 cash for his legal services relative to the public offering at the time of an acquisition.

Item 13.  Exhibits and Reports on Form 8-K.

   (a) Exhibit Table.

3.1 Articles Of Incorporation (1)

3.2 By-Laws (1)

4.1 Common Stock (1)

23 Consent Of Expert (*)
____________________

(*) Filed herewith.
(1) Previously filed in the original registration statement on Form SB-2.

   (b) Reports on Form 8-K filed during the quarter ended December 31, 2000.

None

                                [SIGNATURES]

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL ACQUISITIONS, INC. (Registrant)


By:/s/ _______________________________               Date: 3/27/01
Scott D. Bengfort, President, Chief Executive Officer


By:/s/_______________________________                Date: 3/27/01
Brian S. French, Secretary, Chief Financial Officer, Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                Date


/s/____________________________                          3/27/01
Scott D. Bengfort                   Director


/s/____________________________                          3/27/01
Brian S. French	                    Director